Form 10-Q
period 2017-09-30
Gold Standard Mining Co
filed 2017-11-14
CIK 1705445

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-197642

Gold Standard Mining Company
 (Exact Name of Registrant as Specified in its Charter)

Nevada
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

226 North Cottonwood Drive
Gilbert, Arizona	85234
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (801) 830-8288

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒. Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 13, 2017, the issuer had  10,000,000 shares of common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

GOLD STANDARD MINING COMPANY

Unaudited Financial Statements
September 30, 2017

GOLD STANDARD MINING COMPANY

Unaudited Financial Statements
September 30, 2017

Gold Standard Mining Company
Balance Sheets
September 30, 2017

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets
Cash	$583	$2,500
Total Current Assets	583	2,500
TOTAL ASSETS	$583	$2,500
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$1,815	$-
Due to Related Party	1,500	-
Total Current Liabilities	3,315	-
TOTAL LIABILITIES	$3,315	$-
STOCKHOLDERS' EQUITY
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
10,000,000 Common Shares at September 30, 2017 and December 31, 2016	$10,000	$10,000
Share Subscription Receivable	-	(4,000)
Accumulated Deficit	(12,732)	(3,500)
TOTAL STOCKHOLDERS' EQUITY	(2,732)	2,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$583	$2,500

The accompanying notes are an integral part of these unaudited financial statements.

Gold Standard Mining Company
Statements of Operations
September 30, 2017
(unaudited)

	Three months ended September 30, 2017	August 22, 2016 (date of incorporation) through September 30, 2016	Nine months ended September 30, 2017

EXPENSES
General and Administrative	$1,756	$725	$3,402
Professional Fees	1,310	275	5,830
Total Expenses	3,066	1,000	9,232
NET LOSS FROM OPERATIONS	$(3,066)	$(1,000)	$(9,232)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	-	10,000,000

Gold Standard Mining Company
Statements of Cash Flows
September 30, 2017
(unaudited)

	Nine months ended September 30, 2017	August 22, 2016 (date of incorporation) through September 30, 2016
OPERATING ACTIVITIES
Net Income	$(9,232)	$(1,000)
Adjustments to reconcile Net Income
to net cash provided by operations:
Increase (decrease) in Accounts Payable and Accrued Expenses	1,815	-
Net cash provided by Operating Activities	(7,417)	(1,000)

FINANCING ACTIVITIES
Proceeds received for the Issuance of Common Stock	4,000	1,000
Due to (from) related party	1,500	-
Net cash provided (used) by Financing Activities	5,500	1,000

Net increase (decrease) in Cash for period	(1,917)	-
Cash at beginning of period	2,500	2,500
Cash at end of period	$583	$2,500

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

GOLD STANDARD MINING COMPANY
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
 September 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

 Gold Standard Mining Company ("GSMC" or the "Company") was incorporated in the State of Nevada on August 22, 2016, and its fiscal year end is December 31.  Other than issuing shares to its original shareholder, the Company has not commenced operations.

The balance sheet as of December 31, 2016 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form S-1 as of December 31, 2016.

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2017, and results of its operations and cash flows for the nine months then ended have been made.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $12,732 since inception. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger of acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, equity, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

 In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

 Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Loss Per Share

Net loss per share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The Company had no dilutive securities.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has evaluated the impact that this new guidance will have and has included the appropriate disclosures in Note 2.

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001.  No preferred shares have been authorized or issued.  At both September 30, 2017 and December 31, 2016, 10,000,000 common shares are issued and outstanding.

On December 1, 2016, the Company issued 10,000,000 shares of common stock at $0.001 (par value) for proceeds of $10,000.  As at December 31, 2016, the Company had received proceeds of $6,000, with the remaining balance of $4,000 being collected on February 24, 2017.

At September 30, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

The sole officer has loaned the Company funds to cover expenses.  At September 30, 2017 and December 31, 2016, the amount owed is $1,500 and $0, respectively. The loans are unsecured, payable on demand, and carry no interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

The Company was formed on August 22, 2016 in the State of Nevada.

Business Strategy

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Our sole officer and director, Mr. Southworth, anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell. Other methods included personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our sole officer and director, Mr. Southworth, believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, our sole officer and director, Mr. Southworth, believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The costs of an initial public offering may include substantial attorney and auditor fees and the time factor can vary widely (could be as short as a month or take several years for example) and is unpredictable. A business combination with The Company may eliminate some of those unpredictable variables as the initial review process on a large active business could easily extend over a period of a year or more requiring multiple audits and opinions prior to clearance. On the other hand a business combination with the Company may raise other variables such as the history of the Company having been out of the targets control and knowledge. Thus they have to rely on the representations of the Company in their future filings and decisions. In addition, the additional step of a business combination may increase the time necessary to process and clear an application for trading. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-Q’s, or 10-K's, agreements and related reports and documents. If an entity is deemed a Shell Company the 8-K which must be filed upon the completion of a merger or acquisition requires all of the information normally disclosed in the filing of a Form 10. Once deemed a Shell Company, Rule 144 imposes additional restrictions on securities sought to be sold or traded under Rule 144. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. Our sole officer and director, Mr. Southworth, intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's sole officer and shareholder. In analyzing prospective business opportunities, our sole officer and director, Mr. Southworth, will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Our sole officer and director, Mr. Southworth, will meet personally with management and key personnel of the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merger with any company for which audited financial statements cannot be obtained.

Our sole officer and director, Mr. Southworth, while not experienced in matters relating to the new business of the Company, will rely upon his own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's sole officer and director, Mr. Southworth, has never used outside consultants or advisors in connection with a merger or acquisition.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

Liquidity and Capital Resources

As of September 30, 2017, we had $583 in cash, total current assets of $583 and total current liabilities of $3,315 creating a working capital deficit of $ 2,732. Current liabilities consisted primarily of $1,815 of accounts payable and $1,500 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or nine months ended September 30, 2017. Total operating expenses were $3,066 during the three months ended September 30, 2017 compared to $9,232 during nine months ended September 30, 2017.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2017.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 13,  2017
Gold Standard Mining Company
Registrant

By: /s/ Kim Southworth
Kim Southworth Chief Executive Officer