Form 10-K
period 2017-12-31
Gold Standard Mining Co
filed 2018-03-30
CIK 1705445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-217635

Gold Standard Mining Company
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

226 North Cottonwood Drive, Gilbert, Arizona	85234
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (801) 830-8288

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☒ No ☐

The number of shares of Common Stock, $0.0001 par value, outstanding on March 27, 2018 was 10,000,000 shares.

GOLD STANDARD MINING COMPANY
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2017

Index to Report
on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

o	our ability to diversify our operations;
o	our ability to implement our business plan;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us", "the Company", and similar terms refer to
Gold Standard Mining Company

PART I

ITEM 1. BUSINESS

Gold Standard Mining Company (the "Company"), was incorporated on August 22, 2016 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The Company was formed by Kim D. Southworth, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition. Mr. Southworth serves as President, Secretary, Treasurer and Director. Mr. Southworth determined next to proceed with filing a Form S-1.

Mr. Southworth, the President and Director, elected to commence implementation of the Company's principal business purpose, described below under “Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Our sole officer and director, Mr. Southworth, does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

The Company is an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

The Company shall continue to be deemed an emerging growth company until the earliest of--

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company the company is exempt from Section 404(b) of Sarbanes Oxley.   Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

The Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

The Company has filed a POS AM with the SEC to conclude an acquisition.   https://www.sec.gov/Archives/edgar/data/1705445/000121465918000780/0001214659-18-000780-index.htm

Employees

As of December 31, 2017, we have no employees, but have one (1) officers and directors who are non-employee Directors. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish, to our stockholders, annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room
100 F. Street N.W.
Washington, D.C. 2054900405
Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our company was formed in August 2016, but we have not yet begun full scale operations. We have not yet acquired assets, nor have we initiated operations. We have not proven that our business model will allow us to generate a profit.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to locate and fund acquisitions of oil and gas properties. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to raise additional capital during 2018 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill our requirements to complete evaluations of oil and gas acquisitions and drilling opportunities and to achieve a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects, operations and the value of an investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has an outstanding comment on its POS AM relating to the acquisitions value.   The Comment could not be responded to until the completion of the financials related to this 10K as they also need to be included in the POS AM.

ITEM 2. PROPERTIES

We currently use office space, at no charge, at 226 North Cottonwood Drive, Gilbert, Arizona 85234 as our principal offices. These facilities are leased by Advanced Business Strategies, LLC , of which Kim Southworth, our sole officer and director, is majority owner.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted.  Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2017, we had 1 stockholder of record of the 10,000,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK
Gold Standard Mining Company was incorporated on August 22, 2016.

The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no acquisitions in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's sole officer, director, promoter nor any affiliates thereof have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

The Company will obtain audited financial statements of a target entity. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. These assurances consist mainly of financial statements. The Company will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, bylaws and minutes if applicable. In the event that no such assurances are provided the Company will not move forward with a combination with this target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

The Registrant has no full time employees. The Registrant's officer has agreed to allocate a portion of his time to the activities of the Registrant, without compensation. Our sole officer and director, Mr. Southworth anticipates that the business plan of the Company can be implemented by our officer devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. See "DIRECTORS, EXECUTIVE OFFICERS"

The Company is filing this registration statement on a voluntary basis because the primary attraction of the Registrant as a merger partner or acquisition vehicle will be its status as an SEC reporting company. The company will upon effectiveness be required to file periodic reports as required by Item 15(d) of the Exchange Act and also the company is filing a form 8A registering the company under Section 12G of the Exchange Act concurrently with this registration statement which will register the Company’s common shares under the Exchange Act and upon the effectiveness of such registration statement, the company will be required to report pursuant to Section 13 of the Exchange Act.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

GENERAL BUSINESS PLAN

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The company will upon effectiveness be required to file periodic reports as required by Item 15(d) of the Exchange Act and also the company is filing a form 8A registering the company under Section 12G of the Exchange Act concurrently with this registration statement which will register the Company’s common shares under the Exchange Act and upon the effectiveness of such registration statement, the company will be required to report pursuant to Section 13 of the Exchange Act.

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

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

The Company has filed a POS AM with the SEC to conclude an acquisition.   https://www.sec.gov/Archives/edgar/data/1705445/000121465918000780/0001214659-18-000780-index.htm

The Company has an outstanding comment on its POS AM relating to the acquisitions value.   The Comment could not be responded to until the completion of the financials related to this 10K as they also need to be included in the POS AM.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary.

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2016 or the period ended December 31, 2017.

Costs and Expenses

Operating expenses during year ended December 31, 2017 were $15,471 consisting of general and administrative and professional fees. In comparison, operating expenses in the period ended December 31, 2016 were $3,500, consisting of general and administrative professional fees.

Liquidity and Capital Resources

As of December 31, 2017, we had $3,216 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2017 and 2016. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(8,284)	$(3,500)
Net cash used in investing activities	(39,620)	--
Net cash provided by financing activities	48,620	6,000
Net increase (decrease) in Cash	716	2,500
Cash, beginning of year	2,500	0
Cash, end of year	$3,216	$2,500

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Operating activities

Net cash used in operating activities was ($8,284) for the year ended December 31, 2017, as compared to ($3,500) used in operating activities for the same period in 2016 due largely to an increase in professional fees.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $48,620, as compared to $6,000 for the same period of 2016. The increase in net cash provided by financing activities was attributable to proceeds from subscriptions.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial conditions and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLD STANDARD MINING COMPANY

FINANCIAL STATEMENTS
December 31, 2016 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Gold Standard Mining Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Gold Standard Mining Company (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2017 and for the period from August 22, 2016 (date of inception) to December 31, 2016 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from August 22, 2016 (date of inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited liquidity and has not completed its efforts to establish a source of revenue sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017.
Vancouver, Canada
March 27, 2018

Gold Standard Mining Company
Balance Sheets
December 31, 2017
(Expressed in United States dollars)

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$3,216	$2,500
Total Current Assets	3,216	2,500

Cash held in trust account	39,626	-
TOTAL ASSETS	$42,842	$2,500

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$7,187	$-
Due to Related Party	5,000	-
Total Current Liabilities	12,187	-
TOTAL LIABILITIES	12,187	-

COMMITMENTS
Common stock issuable subject to possible redemption; 990,500 and Nil shares (at redemption value), respectively	39,620	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
10,000,000 Common Shares at December 30, 2017 and December 31, 2016	10,000	10,000
Share Subscription Receivable	-	(4,000)
Accumulated Deficit	(18,965)	(3,500)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,965)	2,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$42,842	$2,500

The accompanying notes are an integral part of these financial statements.

Gold Standard Mining Company
Statements of Operations
December 31, 2017
(Expressed in United States dollars)

	Year ended December 31, 2017	August 22, 2016 (Date of Inception) to December 31, 2016

EXPENSES
General and Administrative	$5,841	$725
Professional Fees	9,630	2,775
Total Expenses	15,471	3,500
NET LOSS FROM OPERATIONS	(15,471)	(3,500)

OTHER INCOME
Interest Income	6	-

Total Other Income	6	-

NET LOSS	$(15,465)	$(3,500)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	10,000,000	2,290,076

The accompanying notes are an integral part of these financial statements.

Gold Standard Mining Company
Statements of Stockholders' Equity (Deficit)
August 22, 2016 (Date of Inception) to December 31, 2017
(Expressed in United States dollars)

	Common Stock
	Number of Shares	Amount	Share Subscription Receivable	Accumulated Deficit	Total
Balance at Inception (August 22, 2016)	-	$-	$-	$-	$-

Shares issued for cash at $0.001 (par value) per share on December 1, 2016	10,000,000	10,000	(4,000)	-	6,000

Net loss	-	-	-	(3,500)	(3,500)

Balance, December 31, 2016	10,000,000	10,000	$(4,000)	$(3,500)	$2,500

Share subscriptions received	-	-	4,000	-	4,000

Net loss	-	-	-	(15,465)	(15,465)

Balance, December 31, 2017	10,000,000	$10,000	$-	$(18,965)	$(8,965)

The accompanying notes are an integral part of these financial statements.

Gold Standard Mining Company
Statements of Cash Flows
December 31, 2017
(Expressed in United States dollars)

	Year ended December 31, 2017	August 22, 2016 (Date of Inception) to December 31, 2016
OPERATING ACTIVITIES
Net loss	$(15,465)	$(3,500)
Adjustments to reconcile net loss
to net cash used in operations:
Interest income	(6)	-
Increase in accounts payable and accrued expenses	7,187	-
Net cash used in operating activities	(8,284)	(3,500)

INVESTING ACTIVITIES
Proceeds deposited in trust account	(39,620)	-
Net cash provided by financing activities	(39,620)	-

FINANCING ACTIVITIES
Proceeds received for the issuance of common stock	4,000	6,000
Share subscriptions received	39,620	-
Advance from related party	5,000	-
Net cash provided by financing activities	48,620	6,000

Net increase in cash for the period	716	2,500
Cash, beginning	2,500	-
Cash, ending	$3,216	$2,500

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING COMPANY

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 – NATURE OF ORGANIZATION

Gold Standard Mining Company ("GSMC" or the "Company") was incorporated in the State of Nevada on August 22, 2016, and its fiscal year end is December 31.  The primary business of the Company is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not commenced operations and has accumulated a deficit of $18,965 from inception through December 31, 2017.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, the continued financial support from related party creditors, and ultimately on generating profitable operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets, statements of operations, stockholders' equity, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash held in Trust Account

The cash held in the Trust Account represents all of the proceeds of the initial public offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. As at December 31, 2017, all of the cash held in trust is held in a deposit account earning market rates of interest and cannot be accessed until the Company has received confirmation that at least 80% of its investors wish to remain shareholders of the Company (Note 5).

While held in the Escrow account, the deposited funds may not be transferred other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended (26 U.S.C. 1 et seq.), or Title 1 of the Employee Retirement Income Security Act (29 U.S.C. 1001 et seq.), or the rules thereunder.

Common shares issuable subject to possible redemption

The Company accounts for its common stock issuable subject to possible redemption in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s common shares issuable includes conditions that may require these instruments to be redeemed outside of the Company’s control and accordingly, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s Balance Sheet.

Loss Per Share

Net loss per share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The Company had no dilutive securities.

Income Taxes

Deferred tax assets and liabilities arise from temporary timing differences between the book and tax basis of accounting for assets, liabilities, and income as well as from timing in the recognition of net operating losses. Deferred income tax assets primarily arise from net operating loss carry-forwards and deferred income tax liabilities are based on the different depreciation and amortization methods used for tax reporting and financial accounting purposes. The Company assesses its ability to realize deferred tax assets based on the current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. The Company’s estimates of future taxable income are reviewed annually.

If the Company is required to pay interest on the underpayment of income taxes, the Company recognizes interest expense in the first period the interest becomes due according to the provisions of the relevant tax law. If the Company is subject to payment of penalties, the Company recognizes an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when the Company changes its judgment about meeting minimum statutory thresholds related to the initial position taken.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The additional disclosure became effective for periods ending after December 15, 2016.  Management adopted this guidance and has included the appropriate disclosures in Note 2 to these financial statements.

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows – Restricted Cash. This amendment requires that a statement of cash flows disclose the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted the guidance in this amendment commencing with the annual financial statements for the fiscal year ended December 31, 2017.

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 -- INCOME TAXES

A reconciliation of the income tax provisions computed at statutory rates to the reported income tax provision for the period ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016

Statutory tax rate	34%	34%

Net loss	$(15,465)	$(3,500)

Expected recovery	(5,258)	(1,190)

Effect of change in enacted future statutory tax rate	2,465	-

Change in valuation allowance	2,793	1,190
	$-	$-

The significant components of the Company’s deferred income tax assets after applying enacted corporate tax rates at December 31, 2017(21%) and 2016 (34%) is as follows

Operating loss carryforward	$3,983	$1,190

Valuation allowance	(3,983)	(1,190)
	$-	$-

The net federal operating loss carry forward will expire in 2037.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  The Company has open tax years of December 31, 2016 and 2017.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with par value of $0.001.  No preferred shares have been authorized or issued.  At both December 31, 2017 and 2016, 10,000,000 common shares are issued and outstanding, and at December 31, 2017, 990,500 common shares were issuable.

On December 1, 2016, the Company issued 10,000,000 shares of common stock at $0.001 (par value) for proceeds of $10,000.  As at December 31, 2016, the Company had received proceeds of $6,000, with the remaining balance of $4,000 collected in February 2017.

In November 2017, the Company received $39,620 from 40 investors for 990,500 common shares, at $0.04 per share, to be issued in the future. The funds were deposited into an escrow account and cannot be accessed until the Company receives approval from the SEC on the Post-Effective Amendment to its Form S-1.

At December 31, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2017 and December 31, 2016, the Company owed $5,000 and $0, respectively, to the founder for advances to the Company. The advances are unsecured, payable on demand, and carry no interest.

NOTE 7 – PROPOSED BUSINESS COMBINATION

Pursuant to an Exchange Agreement entered on November 19, 2017, the Company has agreed to acquire 100% of the outstanding shares of Seven Hundred Seventy 7 Inc. (“777”), a Wyoming corporation (“the Exchange”). As consideration, the Company will issue 64,500,000 shares of common stock (“the Exchange Shares”). GSMC shall issue the Exchange Shares to 777 by delivering a share certificate to 777 evidencing the Exchange Shares (the “Exchange Shares Certificate”) in the amount of 21,250,000 common shares.  Additional 21,250,000 common shares shall be issued for each of the next 2 years each year on the anniversary of the issuance of the first certificate. All 64,500,000 shares shall be considered earned upon the signing of this agreement.

As soon as practicable following the satisfaction or waiver of the conditions set forth in the agreement, the parties shall make all filings or recordings required under Nevada and Wyoming Statutes.  The Exchange shall become effective at such time as is permissible in accordance with Nevada Statutes.

In the event an acquisition is not consummated within 18 months of the effective date of this prospectus, the deposited funds held in trust will be returned to all investors (each investor will receive a return of his funds held in escrow less the 10% portion of proceeds to be provided to the company). Until 90 days after the date funds and securities are released from the Escrow account pursuant to Rule 419, all dealers effecting transactions in the registered securities, whether or not participating in this distribution, may be required to deliver a prospectus.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 27, 2018, the date the financial statements were available to be issued. Other than the above, management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Kim D. Southworth, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate segregation of duties,

Lack of control procedures that include multiple levels of supervision and review, and

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent quarter ended December 31, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2017 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position	Period of Service(1)
Kim D. Southworth (2)	57	President, Secretary, Treasurer, and Director	Inception – Current

Directors, Executive Officers, Promoters and Control Persons

Kim D. Southworth, President, Secretary, Treasurer, Director, Sole Shareholder, age 57.

 In addition to his positions with the Company, Mr. Southworth is one of 2 Founders and the Senior Partner for Advanced Business Strategies, LLC, in Gilbert Arizona, a position he has held since 2001 through current. Mr. Southworth is a corporate consultant in which he works with companies to assist and consult with them as it pertains to their management teams, duties and responsibilities, corporate structure, marketing, sales and presenting other growth opportunities to companies i.e. mergers and acquisitions, new product development and other related expansion opportunities. As a corporate consultant, Mr. Southworth, has taken on different roles within his client’s companies in the capacity of interim President, CEO or other management positions and in many cases received a small ownership position by way of stock as part of his compensation. Prior to starting Advanced Business Strategies Mr. Southworth owned, built and sold his own companies throughout his career. Mr. Southworth did not complete his formal education to finish his degree in college beyond his GED. He began his career in the oil and gas business as a broker and continued working within the oil business for the first 10 years of his career.

Mr. Southworth has general experience, qualifications, attributes, and skills to perform as a director of a blank check company including the acquisition of acquisition candidates.  In addition, Mr. Southworth also has experience with special purpose acquisition companies.

4 years ago, Mr. Southworth was an officer and director of a publicly traded company under the name Bourque Industries, Inc.

Our officer and director is not a full-time employee of our company and is actively involved in other business pursuits. He also intends to form additional blank check companies in the future that will have corporate structures and business plans that are similar or identical to ours. It is anticipated that Mr. Southworth will be free to immediately organize, promote or become involved with black check companies or entities engaged in similar business activities prior to the company identifying and acquiring a target business.  Accordingly, he may be subject to a variety of conflicts of interest. Since our officer and director is not required to devote any specific amount of time to our business, he will experience conflicts in allocating his time among his various business interests. Moreover, any future blank check companies that are organized by our officer and director may compete with our company in the search for a suitable target.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Colorado Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Kim D. Southworth	2016	-	-	-	-	-	-	-
Officer and Director	2017	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2017.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Advanced Business Strategies, LLC*	10,000,000	100.00%

	All Directors and Officers as a group (1 person)	0	0

Footnotes

(1) The address of the Beneficial Owner is 226 North Cottonwood Drive, Gilbert, Arizona 85234.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(3) Based on 10,000,000 shares outstanding as of December 31, 2017.

*Kim Southworth our sole officer and director is the majority owner of Advanced Business Strategies, LLC and thus the beneficial owner of these shares.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

 The audit fees charged by DMCL for year ended December 31, 2017 and December 31, 2016 were $8,000 and $2,500, respectively.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Standard Mining Company

By: /s/ Kim Southworth
Kim Southworth, President
Date: March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kim Southworth	President, Principal Executive Officer, Principal Financial Officer and Director	March 30, 2018
Kim Southworth