Form 10-Q
period 2018-03-31
Gold Standard Mining Co
filed 2018-05-29
CIK 1705445

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of May 1, 2018, the issuer had  10,000,000 shares of common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

GOLD STANDARD MINING COMPANY

Unaudited Financial Statements
March 31, 2018

GOLD STANDARD MINING COMPANY

Unaudited Financial Statements
March 31, 2018

Gold Standard Mining Company
Condensed Balance Sheet
March 31, 2018
(Expressed in United States dollars)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$2,216	$3,216
Total Current Assets	2,216	3,216

Cash held in trust account	39,674	39,626
TOTAL ASSETS	$41,890	$42,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$3,292	$7,187
Due to Related Party	10,246	5,000
Total Current Liabilities	13,538	12,187
TOTAL LIABILITIES	13,538	12,187

COMMITMENTS

Common stock issuable subject to possible redemption; 990,500 shares at March 31, 2018 and December 31, 2017 (at redemption value)	39,620	39,620

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
10,000,000 Common Shares at March 31, 2018 and December 31, 2017	10,000	10,000
Accumulated Deficit	(21,268)	(18,965)
TOTAL STOCKHOLDERS' DEFICIT	(11,268)	(8,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,890	$42,842

The accompanying notes are an integral part of these unaudited financial statements.

Gold Standard Mining Company
Condensed Statements of Operations
March 31, 2018
(Expressed in United States dollars)
(unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017

EXPENSES
General and Administrative	$1,751	$1,003
Professional Fees	600	3,220
Total Expenses	2,351	4,223
NET LOSS FROM OPERATIONS	(2,351)	(4,223)

OTHER INCOME
Interest Income	48	-
Total Other Income	48	-

NET LOSS	$(2,303)	$(4,223)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Gold Standard Mining Company
Condensed Statements of Cash Flows
March 31, 2018
(Expressed in United States dollars)
(unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
OPERATING ACTIVITIES
Net loss	$(2,303)	$(4,223)
Interest income earned on cash held in trust account	(48)	-
Adjustments to reconcile net loss
to net cash used in operations:
Increase in accounts payable and accrued expenses	(3,895)	2,500
Net cash used in operating activities	(6,246)	(1,723)

FINANCING ACTIVITIES
Proceeds received for the issuance of common stock	-	4,000
Advance from related party	5,246	-
Net cash provided by financing activities	5,246	4,000

Net increase (decrease) in cash for the period	(1,000)	2,277
Cash, beginning	3,216	2,500
Cash, ending	$2,216	$4,777

Supplemental Cash Flow Information and non-cash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STANDARD MINING COMPANY
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
March 31, 2018

NOTE 1 – NATURE OF ORGANIZATION

Gold Standard Mining Company ("GSMC" or the "Company") was incorporated in the State of Nevada on August 22, 2016, and its fiscal year end is December 31.  The primary business of the Company is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The balance sheet as of December 31, 2017 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K as of December 31, 2017.

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2018, and results of its operations and cash flows for the three months then ended have been made. Results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not commenced operations and has accumulated a deficit of $21,268  as at March 31, 2018.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger of acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2018, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with par value of $0.001.    At both March 31, 2018 and December 31 2017, 10,000,000 common shares are issued and outstanding.

At March 31, 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2018 and December 31, 2017, the Company owed $10,246 and $5,000 respectively, to the founder for advances to the Company. The advances are unsecured, payable on demand, and carry no interest.

NOTE 6 – PROPOSED BUSINESS COMBINATION

Pursuant to an Exchange Agreement entered on November 19, 2017, the Company has agreed to acquire 100% of the outstanding shares of Seven Hundred Seventy 7 Inc. (“777”), a Wyoming corporation (“the Exchange”). As consideration, the Company will issue 63,750,000 shares of common stock (“the Exchange Shares”). GSMC shall issue the Exchange Shares to 777 by delivering a share certificate to 777 evidencing the Exchange Shares (the “Exchange Shares Certificate”) in the amount of 21,250,000 common shares.  Additional 21,250,000 common shares shall be issued for each of the next 2 years each year on the anniversary of the issuance of the first certificate. All 64,500,000 shares shall be considered earned upon the signing of this agreement.

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

Liquidity and Capital Resources

As of March 31, 2018, we had $2,216 in cash, total current assets of $2,216 and total current liabilities of $13,538 creating a working capital deficit of $11,322. Current liabilities consisted primarily of $3,292 of accounts payable and $10,246 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or nine months ended March 31, 2018. Total operating expenses were $2,351 during the three months ended March 31, 2018.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2017.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 29, 2018
Gold Standard Mining Company
Registrant

By: /s/ Kim Southworth
Kim Southworth Chief Executive Officer