Form 10-Q
period 2018-06-30
Gold Standard Mining Co
filed 2018-08-20
CIK 1705445

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-197642

Gold Standard Mining Company

(Exact Name of Registrant as Specified in its Charter)

Nevada	81-3622701
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

226 North Cottonwood Drive
Gilbert, Arizona	85234
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (801) 830-8288

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Yes ☐ No ☒

As of August 20, 2018, the issuer had 10,000,000 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

GOLD STANDARD MINING COMPANY

Unaudited Financial Statements

June 30, 2018

Condensed Balance Sheets as of June 30, 2018 and December 31, 2017	4

Condensed Statements of Operations for the three and six months ended June 30, 2018 and 2017	5

Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017	6

Notes to the Unaudited Financial Statements	7

Gold Standard Mining Company
Condensed Balance Sheets
June 30, 2018
(Expressed in United States dollars)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$2,216	$3,216
Total Current Assets	2,216	3,216
Cash held in trust account	39,724	39,626
TOTAL ASSETS	$41,940	$42,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$12,013	$7,187
Due to Related Party	11,276	5,000
Total Current Liabilities	23,289	12,187
TOTAL LIABILITIES	23,289	12,187

COMMITMENTS

Common stock issuable subject to possible redemption; 990,500 shares at June 30, 2018 and December 31, 2017 (at redemption value)	39,620	39,620

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001 Issued and Outstanding 10,000,000 Common Shares at June 30, 2018 and December 31, 2017	10,000	10,000
Accumulated Deficit	(30,969)	(18,965)
TOTAL STOCKHOLDERS' DEFICIT	(20,969)	(8,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,940	$42,842

The accompanying notes are an integral part of these unaudited financial statements.

Gold Standard Mining Company
Condensed Statements of Operations
June 30, 2018
(Expressed in United States dollars)
(unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

EXPENSES
General and Administrative	$1,674	$643	$3,425	$1,646
Professional Fees	8,078	1,300	8,678	4,520
Total Expenses	9,752	1,943	12,103	6,166
NET LOSS FROM OPERATIONS	(9,752)	(1,943)	(12,103)	(6,166)

OTHER INCOME
Interest Income	51	-	99	-
Total Other Income	51	-	99	-
NET LOSS	$(9,701)	$(1,943)	$(12,004)	$(6,166)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Gold Standard Mining Company
Condensed Statements of Cash Flows
June 30, 2018
(Expressed in United States dollars)
(unaudited)

	Six months ended June 30, 2018	Six months ended June 30, 2017
OPERATING ACTIVITIES
Net loss	$(12,004)	$(6,166)
Interest income earned on cash held in trust account	(99)	-
Adjustments to reconcile net loss to net cash used in operations:
Increase in accounts payable and accrued expenses	4,827	3,862
Net cash used in operating activities	(7,276)	(2,304)

FINANCING ACTIVITIES
Proceeds received for the issuance of common stock	-	4,000
Advance from related party	6,276	-
Net cash provided by financing activities	6,276	4,000

Net increase (decrease) in cash for the period	(1,000)	1,696
Cash, beginning	3,216	2,500
Cash, ending	$2,216	$4,196

Supplemental Cash Flow Information and non-cash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STANDARD MINING COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

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

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2018, and results of its operations and cash flows for the six months then ended have been made. Results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $30,969 as at June 30, 2018. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger of acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2018, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with par value of $0.001. At both June 30, 2018 and December 31, 2017, 10,000,000 common shares are issued and outstanding.

At June 30, 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2018 and December 31, 2017, the Company owed $11,276 and $5,000 respectively, to the founder for advances to the Company. The advances are unsecured, payable on demand, and carry no interest.

NOTE 6 – PROPOSED BUSINESS COMBINATION

Pursuant to an Exchange Agreement entered on November 19, 2017, the Company has agreed to acquire 100% of the outstanding shares of Seven Hundred Seventy 7 Inc. (“777”), a Wyoming corporation (“the Exchange”). As consideration, the Company will issue 64,500,000 shares of common stock (“the Exchange Shares”). GSMC shall issue the Exchange Shares to 777 by delivering a share certificate to 777 evidencing the Exchange Shares (the “Exchange Shares Certificate”) in the amount of 21,500,000 common shares. Additional 21500,000 common shares shall be issued for each of the next 2 years each year on the anniversary of the issuance of the first certificate. All 64,500,000 shares shall be considered earned upon the signing of this agreement.

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, our sole officer and director, Mr. Southworth, believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The costs of an initial public offering may include substantial attorney and auditor fees and the time factor can vary widely (could be as short as a month or take several years for example) and is unpredictable. A business combination with The Company may eliminate some of those unpredictable variables as the initial review process on a large active business could easily extend over a period of a year or more requiring multiple audits and opinions prior to clearance. On the other hand, a business combination with the Company may raise other variables such as the history of the Company having been out of the targets control and knowledge. Thus, they have to rely on the representations of the Company in their future filings and decisions. In addition, the additional step of a business combination may increase the time necessary to process and clear an application for trading. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-Q’s, or 10-K's, agreements and related reports and documents. If an entity is deemed a Shell Company the 8-K which must be filed upon the completion of a merger or acquisition requires all of the information normally disclosed in the filing of a Form 10. Once deemed a Shell Company, Rule 144 imposes additional restrictions on securities sought to be sold or traded under Rule 144. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2018, we had $2,216 in cash, total current assets of $41,940 and total current liabilities of $23,289 creating working capital of $18,651. Current liabilities consisted primarily of $12,013 of accounts payable and $11,276 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations for the Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

Revenues. The Company’s revenues were $0 for the three and six-month periods ended June 30, 2018 and June 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2018 were $1,674 as compared to $643 for the three months ended June 30, 2017, and $3,425 for the six months ended June 30, 2018 as compared to $1,646 for the six months ended June 30, 2017. General and administrative expenses increased due to the Company’s filings with the Securities and Exchange Commission and fees related to the Company’s new business plan.

Professional Fees. Professional fees for the three months ended June 30, 2018 were $8,078 as compared to $1,300 for the three months ended June 30, 2017, and $8,678 for the six months ended June 30, 2018 as compared to $4,520 for the six months ended June 30, 2017. Professional fees increased as a result of the Company’s filings with the Securities and Exchange Commission ad fees related to the Company’s new business plan.

CRITICAL ACCOUNTING POLICIES

Our unaudited interim financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of unaudited interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include the fair value of our stock and the valuation allowance relating to the Company’s deferred tax assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended June 30, 2018.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 20, 2018.

Gold Standard Mining Company
Registrant

By:	/s/ Kim Southworth
Kim Southworth
Chief Executive Officer

