Form 10-Q
period 2018-09-30
Gold Standard Mining Co
filed 2019-01-03
CIK 1705445

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes ☐ No ☒

As of January 3, 2019, the issuer had 10,000,000 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

GOLD STANDARD MINING COMPANY

Unaudited Financial Statements

September 30, 2018

Condensed Balance Sheets as of September 30, 2018 and December 31, 2017	4

Condensed Statements of Operations for the three and nine months ended September 30, 2018 and 2017	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	6

Notes to the Unaudited Financial Statements	7

Gold Standard Mining Company

Condensed Balance Sheets

September 30, 2018

(Expressed in United States dollars)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$348	$3,216
Total Current Assets	348	3,216
Cash held in trust account	39,775	39,626
TOTAL ASSETS	$40,123	$42,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$12,670	$7,187
Due to Related Party	11,576	5,000
Total Current Liabilities	24,246	12,187
TOTAL LIABILITIES	24,246	12,187

COMMITMENTS

Common stock issuable subject to possible redemption; 990,500 shares at September 30, 2018 and December 31, 2017 (at redemption value)	39,620	39,620

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
10,000,000 Common Shares at September 30, 2018 and December 31, 2017	10,000	10,000
Accumulated Deficit	(33,743)	(18,965)
TOTAL STOCKHOLDERS' DEFICIT	(23,743)	(8,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,123	$42,842

The accompanying notes are an integral part of these unaudited financial statements.

Gold Standard Mining Company

Condensed Statements of Operations

September 30, 2018

(Expressed in United States dollars)

(unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
EXPENSES
General and Administrative	$1,113	$1,756	$4,538	$3,402
Professional Fees	1,711	1,310	10,389	5,830
Total Expenses	2,824	3,066	14,927	9,232
NET LOSS FROM OPERATIONS	(2,824)	(3,066)	(14,927)	(9,232)

OTHER INCOME
Interest Income	50	-	149	-
Total Other Income	50	-	149	-
NET LOSS	$(2,774)	$(3,066)	$(14,778)	$(9,232)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Gold Standard Mining Company

Condensed Statements of Cash Flows

September 30, 2018

(Expressed in United States dollars)

(unaudited)

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
OPERATING ACTIVITIES
Net loss	$(14,778)	$(9,232)
Interest income earned on cash held in trust account	(149)	-
Adjustments to reconcile net loss
to net cash used in operations:
Increase in accounts payable and accrued expenses	5,483	1,815
Net cash used in operating activities	(9,444)	(7,417)

FINANCING ACTIVITIES
Proceeds received for the issuance of common stock	-	4,000
Advance from related party	6,576	1,500
Net cash provided by financing activities	6,576	5,500

Net increase (decrease) in cash for the period	(2,868)	(1,917)
Cash, beginning	3,216	2,500
Cash, ending	$348	$583

Supplemental Cash Flow Information and non-cash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STANDARD MINING COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

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

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2018, and results of its operations and cash flows for the nine months then ended have been made. Results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $33,743 as at September 30, 2018. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger of acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with par value of $0.001. At both September 30, 2018 and December 31, 2017, 10,000,000 common shares are issued and outstanding.

At September 30, 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

At September 30, 2018 and December 31, 2017, the Company owed $11,576 and $5,000 respectively, to the founder for advances to the Company. The advances are unsecured, payable on demand, and carry no interest.

NOTE 5 – PROPOSED BUSINESS COMBINATION

Pursuant to an Exchange Agreement entered on November 19, 2017, the Company has agreed to acquire 100% of the outstanding shares of Seven Hundred Seventy 7 Inc. (“777”), a Wyoming corporation (“the Exchange”). As consideration, the Company will issue 64,500,000 shares of common stock (“the Exchange Shares”). GSMC shall issue the Exchange Shares to 777 by delivering a share certificate to 777 evidencing the Exchange Shares (the “Exchange Shares Certificate”) in the amount of 21,500,000 common shares. Additional 21,500,000 common shares shall be issued for each of the next 2 years each year on the anniversary of the issuance of the first certificate. All 64,500,000 shares shall be considered earned upon the signing of this agreement.

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

Liquidity and Capital Resources

As of September 30, 2018, we had $348 in cash, total current assets of $40,123 and total current liabilities of $24,246 creating working capital of $15,877. Current liabilities consisted primarily of $12,670 of accounts payable and $11,576 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations for the Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Revenues. The Company’s revenues were $0 for the three and nine month periods ended September 30, 2018 and September 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2018 were $4,538 as compared to $3,402 for the nine months ended September 30, 2017, and $1,113 for the three months ended September 30, 2018 as compared to $1,756 for the three months ended September 30, 2017. General and administrative expenses increased due to the Company’s filings with the Securities and Exchange Commission and fees related to the Company’s new business plan.

Professional Fees. Professional fees for the three months ended September 30, 2018 were $1,711 as compared to $1,310 for the three months ended September 30, 2017, and $10,389 for the nine months ended September 30, 2018 as compared to $5,830 for the nine months ended September 30, 2017. Professional fees increased as a result of the Company’s filings with the Securities and Exchange Commission ad fees related to the Company’s new business plan.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description

31.1	302 Certification – Kim Southworth

32.1	906 Certification – Kim Southworth

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: January 3, 2019.

Gold Standard Mining Company
Registrant

By: /s/Kim Southworth
Kim Southworth Chief Executive Officer

